Form 10-K
period 1995-12-31
FIRST OF AMERICA BANK-MICHIGAN NA
filed 1996-07-03
CIK 934841

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1995


                   Commission File No.:   Not Applicable


                   FIRST OF AMERICA BANK - MICHIGAN, N.A.
             (Exact name of registrant as specified in charter)
                    As Servicer and Co-Originator of the
                 FIRST OF AMERICA CREDIT CARD MASTER TRUST


            UNITED STATES                             38-0861745
     (State or other jurisdiction of            (I.R.S. Employer number)
      Identification incorporation)


      108 East Michigan Avenue, Kalamazoo, Michigan              49007
        (Address of principal executive offices)               (zip code)

      Servicer's telephone number, including area code (616) 376-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes            No   X

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1995 was approximately $500 million.





                             INTRODUCTORY NOTE

     First of America Bank - Illinois, N.A. and First of America Bank - Michigan, N.A. ("FOABM") (together, the "Sellers") are the sellers under a pooling and servicing agreement dated as of June 1, 1995 (the "Agreement") among the Sellers, FOABM as Servicer (the "Servicer") and the Bank of New York as Trustee (the "Trustee") as supplemented by the Series 1995-1 Supplemental, dated as of June 1, 1995, providing for the issuance of certificates in series (the "Certificates"). The Sellers are also the Co-originators of the trust called the First of America Credit Card Master
Trust  (the "Trust") created pursuant  to the Agreement.   Each Certificate
represents  an undivided  interest in  a  pool of  receivables held  by the
Trust.   The Certificates issued, or to be issued,  may be senior ("Class A
Certificates"),   subordinated  ("Class   B   Certificates")  and   Sellers
Certificate(s). FOABM as Co-originator of the Trust and Registrant has prepared this Annual Report on Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission")
to  other trusts  which  are substantially  similar  to the  Trust.   Items
designated herein as "Not Applicable" have been omitted as a result of this reliance and in anticipation of favorable action by the Commission on a pending request for a no-action letter with respect to the Trust.





                                   PART I


Item 1.   BUSINESS.

          Not Applicable.


Item 2.   PROPERTIES.

          Not Applicable.


Item 3.   LEGAL PROCEEDINGS.

          The Servicer is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Sellers or the Servicer with respect to the Certificates or the Registrant's property.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1995.




                                  PART II

Item 5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY AND  RELATED STOCKHOLDER
          MATTERS.

          To the best knowledge of the Servicer, there is no established public trading market for the Certificates. Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC").


Item 6.   SELECTED FINANCIAL DATA.

          Not Applicable.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Not Applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Not Applicable.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.



                                  PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Not Applicable.


Item 11.  EXECUTIVE COMPENSATION

          Not Applicable.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The Servicer is not aware of any Schedules 13D or  13G filed with
          the  Securities  and  Exchange   Commission  in  respect  of  the
          Certificates. Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a certificate representing such
          interest except  in limited circumstances.   Accordingly, Cede &
          Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks and other direct
          participants in  the  DTC   system.    Such   direct  participants
          may hold Certificates for their own account or for the accounts of their customers. The address of Cede & Co. is: Cede & Co., c/o The Depository Trust Company, 55 Water Street, 49th Floor,
          New York, New York  10041.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          None or Not Applicable.



                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a)  List the following documents filed as a part of the report:

               Annual Certificateholders' Statement for the year ended December 31, 1995.

               Annual  Servicing   Report  in  the   form  of   Independent
               Accountants'  Report  on  Applying   Agreed-Upon  Procedures
               prepared by KPMG Peat Marwick LLP.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1995.

               DATE OF REPORTS          ITEMS COVERED

               October 11, 1995         Item  7-Monthly Certificateholders'
               November 10, 1995        Statement    with     respect    to
               December 12, 1995        distributions made on
                                        October 16, 1995, November 15, 1995
                                        and December 15, 1995.

          (c)  An Exhibit Index and Exhibits are attached to this report.

          (d)  Not Applicable.









                                 SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Servicer has duly caused this report to be signed on behalf of the First of America Credit Card Master Trust by the undersigned, thereunto duly authorized.



Date: July 2, 1996       FIRST OF AMERICA BANK - MICHIGAN, N.A.
                         Servicer and Co-Originator of the First of America
                         Credit Card Master Trust


                         By:  FIRST OF AMERICA BANK CORPORATION
                                   (Authorized Agent)


                         By:/s/  Kevin T. Thompson
                                 Senior Vice President and Controller







                               EXHIBIT INDEX


EXHIBIT NO.         EXHIBIT

(99) A              Copy of the Annual Certificateholders'
                    Statement for year ended December 31, 1995.

(99) B Copy of the Annual Servicing Report in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by KPMG Peat Marwick LLP.