Form 10-K
period 1997-12-31
FIRST OF AMERICA BANK-MICHIGAN NA
filed 1998-03-27
CIK 934841

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K


            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997


                      Commission File No.:   33-88076


                         FIRST OF AMERICA BANK, N.A.
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


                    Yes   X        No

The aggregate principal amount of the Certificates held by non-affiliates of the Servicer as of December 31, 1997 was approximately $500 million.





                             INTRODUCTORY NOTE

     First of America Bank - Illinois, N.A. and First of America Bank, N.A. ("FOABM") (together, the "Sellers") are the sellers under a
Pooling and Servicing Agreement dated as of June 1, 1995 (the "Agreement") among the Sellers, FOABM as Servicer (the "Servicer") and the Bank of New York as Trustee (the "Trustee") as supplemented by the Series 1995-1 Supplement, dated as of June 1, 1995, providing for the issuance of certificates in series (the "Certificates"). The Sellers are also the Co-originators of the trust called the First of America Credit Card Master Trust (the "Trust") created pursuant to the Agreement. Each Certificate represents an undivided interest in a pool of receivables held by the Trust. The Certificates issued, or to be issued, may be senior ("Class A Certificates"), subordinated ("Class B Certificates") and Seller Certificate(s). FOABM as Co-originator of the Trust and Registrant has prepared this Annual Report on Form 10-K in reliance upon various no-action letters issued by the Securities and Exchange Commission (the "Commission") to other trusts which are substantially similar to the Trust. Items designated herein as "Not Applicable" have been omitted as a result of this reliance and a pending request for a no-action letter with respect to the Trust.





                                   PART I


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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No vote or consent of the holders of the Certificates (the "Certificateholders") was solicited for any purpose during the year ended December 31, 1997.




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

               Annual Certificateholders' Statement for the year ended December 31, 1997.

               Annual  Servicing   Report  in  the   form  of   Independent
               Accountants'  Report  on  Applying   Agreed-Upon  Procedures
               prepared by KPMG Peat Marwick LLP.

          (b) The Registrant filed the following current reports on Form 8-K for the fourth quarter of 1997.

               DATE OF REPORT           ITEMS COVERED

               October 10, 1997         Item  7-Monthly Certificateholders'
               November 12, 1997        Statement    with     respect    to
               December 10, 1997        distributions made on
                                        October 15, 1997, November 17, 1997
                                        and December 15, 1997.

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



Date: March 27, 1998     FIRST OF AMERICA BANK, N.A.
                         Servicer and Co-Originator of the First of America
                         Credit Card Master Trust


                         By:  FIRST OF AMERICA BANK CORPORATION
                                   (Authorized Agent)


                         By:/s/  Kevin T. Thompson
                                 Senior Vice President and Controller







                               EXHIBIT INDEX


EXHIBIT NO.         EXHIBIT

(99) A              Copy of the Annual Certificateholders'
                    Statement for year ended December 31, 1997.

(99) B Copy of the Annual Servicing Report in the form of Independent Accountants' Report on Applying Agreed-Upon Procedures prepared by KPMG Peat Marwick LLP.